Form 10QSB
period 1995-04-30
READY CAPITAL CORP
filed 1996-12-09
CIK 839702

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                          FORM 10-Q SB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarter Ended April 30, 1995
                Commission File Number: 33-24329 NY

                        READY CAPITAL CORP.
        (Exact name of registrant as specified in its charter)

       New York                               13-3475609
     -----------                             -------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation of organization)              Identification No.)

416 41st Street, Brooklyn, New York                  11232
-----------------------------------                ----------
(Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code: 718-633-1879


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X     No
              -----       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date -- to wit: 1,000,000 shares at June 1, 1995.

                          Ready Capital Corp.
                            FORM 10-Q SB

                    Quarter Ended April 30, 1995


Part I      Financial Information

          Balance Sheets - April 30, 1995 and January 31, 1995  F-2

          Statement of Operations for three months ended
          April 30, 1995 and 1994, and Inception
          (February 23, 1988) to April 30, 1995                 F-3

          Statement of Changes in Shareholders' Equity -
          Inception (February 23, 1988) to April 30, 1995       F-4

          Statement of Cash Flows for the three months ended
          April 30, 1995 and 1994 and Inception
          (February 23, 1988) to April 30, 1995                 F-5

          Notes to Financial Statements                         F-7

          Management Discussion and Analysis of
                      Quarterly Income                          F-8

Part II   Other Information - Items 1 to 6                      F-9

Signatures                                                      F-10

                         Ready Capital Corp.
                  (A Development Stage Enterprise)
                            Balance Sheet
                            (Unaudited)

                             ASSETS

                                          April 30,      January 31,
                                            1995             1995
                                          --------         --------

Current Assets:
    Cash in bank                             $     0  $        0
                                              ------- -----------

    Total Current Assets                           0           0

Other Assets:
    Loans receivable shareholders             28,700      28,700
                                              -------    --------

Total Assets                                 $28,700     $28,700
                                              -------    --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accrued expenses payable                  $ 14,601    $ 14,601

Other Liabilities:
    Loan payable officers                          794         794

Shareholders' Equity:
    Common Stock, authorized 25,000,000
    shares, $.001 par value,
    issued and outstanding, 1,000,000
    and 800,000 shares, respectively             1,000       1,000
   Additional paid-in capital                  117,329     117,329
   Deficit accumulated during the
      development stage                       (105,024)   (105,024)
                                              ---------    --------

     Total Shareholders' Equity                (13,305)    (13,305)
                                              ---------    --------

     Total Liabilities and
     Shareholders' Equity                  $    28,700   $  28,700
                                              --------   ----------






           SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                        Ready Capital Corp.
                 (A Development Stage Enterprise)
                    Statement of Operations
                         (Unaudited)


                                    Three            Inception
                                   Months       (February 23, 1988)
                                   Ended                 to
                                  April 30,        April 30, 1995
                                -------------     -----------------
                                1995     1994


Revenues                    $     0 $     0            $  3,148

Costs and Expenses                0     200              60,785
                               ------- -------         ----------

Net Operating Loss                0    (200)            (57,537)


Loss on sale of
  marketable securities           -       -             (47,487)
                              -------   ------         ----------

  Net Loss                   $    0  $ ( 200)         $(105,024)
                             ------   --------       ------------


Weighted average number of
  common shares outstanding  1,000,000 1,000,000
                            --------- --------


 Net Income (Loss) Per Share    Nil      Nil    0
                              ------   ------







           SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

PAGE

                                    Ready Capital Corp.
                              A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to April 30, 1995

                                                                                Deficit
                                         Common Stock      Additional         Accumulated
                                          Number of         Paid-In             in the
                                      Shares     Amount     Capital         Development Stage
                                    -------- ----------    --------        ------------------
Inception - February 23, 1988            0      $  0        $    0              $    0

Issuance of common stock to
  officers, directors and
  founders for cash                600,000       600         1,600                   0

Proceeds from sale of common
  stock to the public, less
  stock offering costs of
  $34,271                          200,000       200       115,729                   0

Net Income (Loss)                        0         0             0             (12,561)
                                    ------     -----        ------           -----------

Balance - January 31, 1989         800,000       800       117,329             (12,561)

Net Income (Loss)                        0         0             0             (53,202)
                                   -------      ----        ------            ----------

Balance - January 31, 1990         800,000       800       117,329             (65,763)

Net Income (Loss)                        0         0             0              (7,710)
                                   -------      ----       -------             ---------

Balance - January 31, 1991         800,000       800       117,329             (73,473)

Net Income (Loss)                        0         0             0             (20,862)

                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT


                                                     F-4

PAGE

                                  Ready Capital Corp.
                             A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to April 30, 1995

                                                                               Deficit
                                         Common Stock      Additional         Accumulated
                                          Number of         Paid-In             in the
                                      Shares     Amount     Capital         Development Stage
                                     -------   -------      --------       ------------------
Balance - January 31, 1992           800,000       800       117,329            (94,335)

Net Income (Loss)                          0         0             0             (3,138)
                                     -------      ----        -------          ----------

Balance - January 31, 1993           800,000       800       117,329            (97,473)

Net Income (Loss)                          0         0             0             (2,860)
                                     -------       ----      -------           ----------

Balance - January 31, 1994           800,000       800       117,329           (100,333)

Shares issued for services           200,000       200             0                  0

Net Income (Loss)                          0         0             0            ( 4,691)
                                     -------      ----       -------           ---------

Balance - January 31, 1995         1,000,000      1,000       117,329          (105,024)

Net Income (Loss)                          0          0             0                 0
                                   ---------      -----       -------         ----------

Balance - April 30, 1995           1,000,000  $   1,000    $  117,329        $ (105,024)

                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT


                                                     F-5






                           Ready Capital Corp.
                     (A Development Stage Enterprise)
                        Statement of Cash Flows
                              (Unaudited)


                                      Three             Inception
                                      Months       (February 23, 1988)
                                      Ended                to
                                    April 30,         April 30, 1995
                                  1995      1994
                               ---------     -------   ------------------
Cash Flows From Operating Activities:
    Net Loss                           $   0      $ (200)        $(105,024)
    Shares issued for expenses             0         200               200
    Changes in assets and liabilities:
        Increase in accrued expenses       0           0            14,601
                                       ------       -----         ---------

Funds Used in Operating Activities         0           0           (90,223)
                                       ------       -----         ---------
Cash Flows From Financing Activities:
    Proceeds from issuance
       of common stock                     0           0           152,400
    Payment of deferred offering costs     0           0           (34,271)
    Loans to shareholders
       & Officers                          0           0           (27,906)
                                        ------    -------        -----------
Funds Provided by Financing Activities     0           0            90,223
                                        ------     ------        -----------
Cash Flows From Investing Activities:
    Purchase (sale) of securities          0           0           (47,488)
    Increase (decrease) on due to
       gain or loss on sale on
       of marketable securities           0            0            47,488
                                       ------       -----        ----------
Funds Provided By (Used In)
    Investing Activities                  0            0                0
                                       ------        -----        ---------
Increase (Decrease) in Cash               0            0                0

Cash Balance - Beginning                  0            0                0
                                     --------        ----          -------
Cash Balance - End                 $      0    $       0         $      0
                                   --------     --------         ---------









             SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                            Ready Capital Corp.
                    (A Development Stage Enterprise)
                  Management's Discussion and Analysis of
                       Quarterly Income Statement
                      Quarter Ended April 30, 1995



1.  Basis of Presentation

  The accompanying financial statements, reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the financial position and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.








































             SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                          Ready Capital Corp.
                    (A Development Stage Enterprise)
                  Management's Discussion and Analysis of
                       Quarterly Income Statement
                      Quarter Ended April 30, 1995


The Company is in the development stage and is searching to find and acquire a suitable business which the Company would operate directly or as a subsidiary corporation. Ready Capital Corp. had no operations except investment and business search activities.








































           SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                                Ready Capital Corp.

                           Quarter Ended April 30, 1995


Part II    Other Information


Item 1    Legal Proceedings - None

Item 2    Changes in Securities - None

Item 3    Defaults Upon Senior Securities - None

Item 4    Submission of Matters to a Vote of Securities Holders - None

Item 5 Other Information - None other than already referred to in the instant 10-Q.

Item 6   Exhibits and Reports on Form 8-K - None































                   SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                           Ready Capital Corp.

                             Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Ready Capital Corp.




Date:     August 8, 1995            BY: Jeanette Zammetti
          ---------------             ---------------------
                                           President