Form 10QSB
period 1995-07-31
READY CAPITAL CORP
filed 1996-12-09
CIK 839702

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                          FORM 10-Q SB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarter Ended July 31, 1995
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

                          Ready Capital Corp.
                            FORM 10-Q SB

                    Quarter Ended July 31, 1995


Part I      Financial Information

          Balance Sheets - July 31, 1995 and January 31, 1995  F-2

          Statement of Operations for six months ended
          July 31, 1995 and 1994, and Inception
          (February 23, 1988) to July 31, 1995                 F-3

          Statement of Changes in Shareholders' Equity -
          Inception (February 23, 1988) to July 31, 1995       F-4

          Statement of Cash Flows for the three months ended
          July 31, 1995 and 1994 and Inception
          (February 23, 1988) to July 31, 1995                 F-5

          Notes to Financial Statements                         F-7

          Management Discussion and Analysis of
                      Quarterly Income                          F-8

Part II   Other Information - Items 1 to 6                      F-9

Signatures                                                      F-10

                           Ready Capital Corp.
                    (A Development Stage Enterprise)
                              Balance Sheet
                       Quarter Ended July 31, 1995
                                (Unaudited)

                                   ASSETS

                                          July 31,       January 31,
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






           SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                             Ready Capital Corp.
                      (A Development Stage Enterprise)
                         Statement of Operations
                        Quarter Ended July 31, 1995
                               (Unaudited)


                                    Six            Inception
                                   Months       (February 23, 1988)
                                   Ended                 to
                                  July 31,        July 31, 1995
                                -------------     -----------------
                                1995     1994
                               -----     -----

Revenues                    $     0 $     0            $  3,148

Costs and Expenses                0     200              60,785
                               ------- -------         ----------

Net Operating Loss                0    (200)            (57,537)


Loss on sale of
  marketable securities           -       -             (47,487)
                              -------   ------         ----------

  Net Loss                   $    0  $ ( 200)         $(105,024)
                             ------   --------       ------------


Weighted average number of
  common shares outstanding  1,000,000 1,000,000
                            --------- --------


 Net Income (Loss) Per Share    Nil      Nil             0
                              ------   ------       ------------







           SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

PAGE

                                    Ready Capital Corp.
                              A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to July 31, 1995

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

                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT


                                                     F-4

PAGE

                                  Ready Capital Corp.
                             A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to July 31, 1995

                                                                               Deficit
                                         Common Stock      Additional         Accumulated
                                          Number of         Paid-In             in the
                                      Shares     Amount     Capital         Development Stage
                                     -------   -------      --------       ------------------
Balance - January 31, 1992           800,000       800       117,329            (94,335)

Net Income (Loss)                          0         0             0             (3,138)
                                     -------      ----        -------          ----------

Balance - January 31, 1993           800,000       800       117,329            (97,473)

Net Income (Loss)                          0         0             0             (2,860)
                                     -------       ----      -------           ----------

Balance - January 31, 1994           800,000       800       117,329           (100,333)

Shares issued for services           200,000       200             0                  0

Net Income (Loss)                          0         0             0            ( 4,691)
                                     -------      ----       -------           ---------

Balance - January 31, 1995         1,000,000      1,000       117,329          (105,024)

Net Income (Loss)                          0          0             0                 0
                                   ---------      -----       -------         ----------

Balance - July 31, 1995           1,000,000  $   1,000    $  117,329        $ (105,024)

                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT


                                                     F-5






                           Ready Capital Corp.
                     (A Development Stage Enterprise)
                        Statement of Cash Flows
                              (Unaudited)


                                       Six              Inception
                                      Months       (February 23, 1988)
                                      Ended                to
                                     July 31,          July 31, 1995
                                  1995        1994
                               ---------     -------   ------------------
Cash Flows From Operating Activities:
    Net Loss                           $   0      $ (200)        $(105,024)
    Shares issued for expenses             0         200               200
    Changes in assets and liabilities:
        Increase in accrued expenses       0           0            14,601
                                       ------       -----         ---------

Funds Used in Operating Activities         0           0           (90,223)
                                       ------       -----         ---------
Cash Flows From Financing Activities:
    Proceeds from loans                                                794
    Proceeds from issuance
       of common stock                     0           0           152,400
    Payment of deferred offering costs     0           0           (34,271)
    Loans to shareholders
       & Officers                          0           0           (28,700)
                                        ------    -------        -----------
Funds Provided by Financing Activities     0           0            90,223
                                        ------     ------        -----------
Cash Flows From Investing Activities:
    Purchase (sale) of securities          0           0           (47,488)
    Increase (decrease) on due to
       gain or loss on sale on
       of marketable securities           0            0            47,488
                                       ------       -----        ----------
Funds Provided By (Used In)
    Investing Activities                  0            0                0
                                       ------        -----        ---------
Increase (Decrease) in Cash               0            0                0

Cash Balance - Beginning                  0            0                0
                                     --------        ----          -------
Cash Balance - End                 $      0    $       0         $      0
                                   --------     --------         ---------









             SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                            Ready Capital Corp.
                    (A Development Stage Enterprise)
                  Management's Discussion and Analysis of
                       Quarterly Income Statement
                      Quarter Ended July 31, 1995



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








































             SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                          Ready Capital Corp.
                    (A Development Stage Enterprise)
                  Management's Discussion and Analysis of
                       Quarterly Income Statement
                      Quarter Ended July 31, 1995


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

                           Quarter Ended July 31, 1995


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




                                    Ready Capital Corp.




Date:     October 20, 1995            BY: Jeanette Zammetti
          ---------------             ---------------------
                                           President