Form 10KSB
period 1996-01-31
READY CAPITAL CORP
filed 1996-12-10
CIK 839702

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-K SB

              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


             For Fiscal Year Ended: January 31, 1996
               Commission File Number: 33-24329 NY

                       READY CAPITAL CORP.
     (Exact name of registrant as specified in its charter)

           New York                              13-3475609
      ----------------                          -------------
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation of organization)               Identification No.)

    416 41st Street, Brooklyn, New York            11232
   -------------------------------------         -----------
 (Address of principal executive offices)         (Zip Code)

 Registrant's telephone number, including area code: 718-633-1879
                                                     -------------

  Securities registered pursuant to Section 12 (b) of the Act:  None

  Securities registered pursuant to Section 12 (g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X                 No
        -----                   ----------

 As of October 31, 1995, 1,000,000 shares of common stock were outstanding, and the aggregate market value of the common stock of Ready Capital Corp. held by non-affiliates was approximately
 $ Nil.

 Documents incorporated by reference:  None

                            PART I

ITEM 1 -BUSINESS

Ready Capital Corp. was organized as a New York Corporation on February 23, 1988 and closed its public offering on January 9, 1989. The Registrant sold 200,000 units at $.75 per unit with a net proceeds to the Registrant of $115,929 after $34,071 of offering expenses.

The Company expects to find and acquire a suitable business which the Company would operate directly or as a subsidiary Corporation. Ready Capital Corp. had no operations and no intention to run an active business prior to its combination with another enterprise.

Although the Company's management engaged in routine discussions with several businesses during the Company's fiscal year, these discussions did not result in an acquisition by the Company.

ITEM 2 -PROPERTIES

The Company maintains its executive offices at 416 41st Street, Brooklyn, New York 11232 using the offices of its President on a rent-free basis.

ITEM 3 -LEGAL PROCEEDINGS

None.

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS

None.
                           PART II

ITEM 5 -MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

Market Information

The Company's Common Stock may trade in the over-the-counter market, but is not part of an automated quotation system.

According to the information obtained by management from the pink sheets listings of the National Quotation Bureau, the following table represents the bid and asked price for the Company's Common
Stock for the indicated period:

                                  BID PRICES        ASKED PRICES
1995                              HIGH   LOW        HIGH    LOW

Common Share                             No Activity

Dividend Policy

The Company has never paid cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future.


Related Stockholder Matters

During the fiscal year ended January 31, 1990 the Company made loans amounting to $28,000 to certain stockholders. These loans have not been repaid, nor has any interest been paid. An additional loan of $700 was made during the fiscal year ended January 31, 1992. These loans are now considered uncollectable.

ITEM 6 -SELECTED FINANCIAL DATA

Since business operations have not yet generated any income from operations, any financially material information is ascertainable from the balance sheet and statements of operations and changes in financial position.

ITEM 7 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS

The Company continues in a developmental stage and in the implementation of its business plans. The Company has had no substantial operations, sales or earnings to date.

ITEM 8 -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements annexed.

ITEM 9 -DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10 -DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table contains information concerning the current directors and executive officers of the Company:

Name                           Age        Position

Jeanette Zammetti              64         President
                                          Director (Chairman)

Irene Fascianella              36         Vice President
Secretary, Director

Stella Ciraulo                 59         Vice President
Treasurer, Director


                             -3-
PAGE

Jeanette Zammetti has been President of the Company since January 1989 and a Director of the Company since inception. From June 1985 until her retirement, she had been employed as an executive secretary by Neuberger and Berman, a firm specializing in bond sales in New York City. From 1982 through June 1985 she was employed as a salesperson by Walter Capital Corporation an NASD broker/dealer.

Irene Fascianella has been Vice President, Secretary and a Director of the Company since inception. Since April 1988 she has been employed by Philip Morris, Inc., tobacco and a diversified consumer products company in its accounting department. From May 1985 through April 1988 she was employed by Dean Witter Reynolds,Inc., a major brokerage house, in its accounts payable department. From March 1983 through May 1985 she was employed as an auditing assistant by Orbach's, Inc., a consumer goods retailer in its New York City office.

Stella Ciraulo has been Vice President, Treasurer and Director of the Company since January 1989. Since 1973 she has been employed as an administrative assistant by the Transportation & Union.

ITEM 11 -EXECUTIVE COMPENSATION

No remuneration has been paid or contemplated to Officers and Directors except reimbursement for out-of-pocket expenditures on the Company's behalf.

ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table shows the number and percentages of shares of the Company's Common Stock owned by each person who owns beneficially more than 5% of the Company's Common Stock, by the directors and by the directors and all officers as a group:

                                   Number of
Name and Address                  Shares Owned          Percentage

Jeanette Zammetti                  167,500                20.9%
416 41st Street
Brooklyn, NY  11232

Irene Fascianella                  170,000                21.3%
416 41st Street
Brooklyn, NY  11232

Stella Ciraulo                     220,000                27.5%
73-12 87th Street
Flushing, NY  11366

All Officers and Directors
and Founders (3 persons)           557,500                69.7%

                                  -4-
PAGE

ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 -EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

1.  (a)   The following Financial Statements are filed as part of
          this report:

                                                       Page
                                                     --------
    Independent Auditor's Report                        F-1

    Balance Sheets - January 31, 1996 and 1995          F-2

    Statement of Operations for the twelve
    months ended January 31, 1996 and 1995,
    and the period Inception (February 23, 1988)
    to January 31, 1996                                 F-3

    Statement of Shareholders' Equity for
    the Period Inception (February 23, 1988)
    to January 31, 1996                                 F-4

    Statement of Cash Flows for the twelve
    months ended January 31, 1996 and 1995,
    and the period Inception (February 23, 1988)
    to January 31, 1996                                 F-6

    Notes to Financial Statements                       F-7

SIGNATURES                                              F-9



2.  (a)   All schedules have been omitted, as the required is
          inapplicable or the information is presented in the financial statements or the notes thereto.

    (b) No reports on form 8-K were filed during the last quarter of the period covered by this report.

                            ALVIN M. ROSEN
                      CERTIFIED PUBLIC ACCOUNTANT
                      67 WALL STREET, SUITE 2016
                       NEW YORK, NEW YORK 10005
                         ---------------------
                        TEL. (212) 509-2097
                        FAX: (212) 509-6482



To the Shareholders and Board of Directors of Ready Capital Corp.


                    Independent Auditor's Report
                   ------------------------------
We have audited the accompanying balance sheet of Ready Capital Corp. (a Development Stage Enterprise) as of January 31, 1996 and the related statements of operations, shareholders' equity and cash flows from February 23, 1988 (Inception) to January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Ready Capital Corp. as of January 31, 1996 and the results of its operations from February 23, 1988 (Inception) to January 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has been in the development stage since its inception on February 23, 1988. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations, the outcome of which cannot be determined at this time, therefore, there is a substantial doubt as to the Company's ability to continue as a going concern.



New York, New York
October 21, 1996


                                F-1
PAGE

                         Ready Capital Corp.
                  (A Development Stage Enterprise)
                            Balance Sheet
                             (Audited)

                             ASSETS

                                                  January 31,
                                               1996         1995
                                            --------      --------

Current Assets:
    Cash in bank                             $     0    $      0
                                              -------   ---------

    Total Current Assets                           0           0

Other Assets:
    Loans receivable shareholders                  0       28,700
                                              -------    --------

    Total Assets                             $     0     $ 28,700
                                              -------    --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accrued expenses payable                  $ 16,951    $ 14,601

Other Liabilities:
    Loan payable officers                        1,544         794
                                              ---------    -------
    Total Liabilities                         $ 18,495    $ 15,395
                                             ----------    -------
Shareholders' Equity:
    Common Stock, authorized 25,000,000
    shares, $.001 par value,
    issued and outstanding, 1,000,000
    and 800,000 shares, respectively             1,000       1,000
   Additional paid-in capital                  117,329     117,329
   Deficit accumulated during the
      development stage                       (136,824)   (105,024)
                                              ---------    --------

     Total Shareholders' Equity                (18,495)    (13,305)
                                              ---------    --------

     Total Liabilities and
     Shareholders' Equity                     $      0    $ 28,700
                                              --------   ----------


           SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                        Ready Capital Corp.
                 (A Development Stage Enterprise)
                    Statement of Operations
                           (Audited)


                                   Twelve            Inception
                                   Months       (February 23, 1988)
                                   Ended                 to
                                 January 31,      January 31, 1996
                                -------------     -----------------
                                1996     1995


Revenues                    $     0   $     0            $  3,148

Costs and Expenses            3,100     4,691              63,785
                             -------   -------          ----------

Net Operating Loss           (3,100)   (4,691)            (60,637)

Bad Debts                   (28,700)        0             (28,700)

Loss on sale of
  marketable securities           0         0             (47,487)
                              -------   ------         ----------

  Net Loss                 ($31,800) ($ 4,691)          $(136,824)
                             ------   --------         ------------


Weighted average number of
  common shares outstanding  1,000,000 1,000,000
                            --------- --------


 Net Income (Loss) Per Share  $(.0046) $(.0032)
                              ------   ------







           SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT


                           F-3



PAGE

                                    Ready Capital Corp.
                              A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to January 31, 1996

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

                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                                                     F-4

PAGE

                                  Ready Capital Corp.
                             A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to Janaury 31, 1996
                                                                                Deficit
                                         Common Stock      Additional         Accumulated
                                          Number of         Paid-In             in the
                                      Shares     Amount     Capital         Development Stage
                                     -------   -------      --------       ------------------
Balance - January 31, 1992           800,000       800       117,329            (94,335)

Net Income (Loss)                          0         0             0             (3,138)
                                     -------      ----        -------          ----------

Balance - January 31, 1993           800,000       800       117,329            (97,473)

Net Income (Loss)                          0         0             0             (2,860)
                                     -------       ----      -------           ----------

Balance - January 31, 1994           800,000       800       117,329           (100,333)

Shares issued for services           200,000       200             0                  0

Net Income (Loss)                          0         0             0            ( 4,691)
                                     -------      ----       -------           ---------

Balance - January 31, 1995         1,000,000      1,000       117,329          (105,024)

Net Income (Loss)                          0          0             0           (31,800)
                                   ---------      -----       -------         ----------

Balance - January 31, 1996         1,000,000      1,000       117,329          (136,824)



                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT




                          Ready Capital Corp.
                   (A Development Stage Enterprise)
                       Statement of Cash Flows
                            (Audited)


                                            Twelve               Inception
                                            Months         (February 23, 1988)
                                             Ended                   to
                                           January 31,         January 31, 1996
                                          1996       1995
                                       ---------     -------   ----------------
Cash Flows From Operating Activities:
    Net Loss                           $(31,800)    $(4,691)        $(136,824)
    Shares issued for expenses                0         200               200
    Changes in assets and liabilities:
        Increase in accrued expenses      2,350       4,491            16,951
    Bad Debts                            28,700           0            28,700
                                        -------     -------          ---------
Funds Used in Operating Activities         (750)          0           (90,973)
                                         ------     -------          ---------
Cash Flows From Financing Activities:
    Proceeds from issuance
       of common stock                        0           0           152,400
    Payment of deferred offering costs        0           0           (34,271)
    Proceeds of loans                       750           0             1,544
    Loans to shareholders
       & Officers                             0           0           (28,700)
                                         ------      ------           --------
Funds Provided by Financing Activities      750           0            90,973
                                         ------      ------           --------
Cash Flows From Investing Activities:
    Purchase (sale) of securities             0           0           (47,488)
    Increase (decrease) on due to
       gain or loss on sale on
       of marketable securities               0           0            47,488

Funds Provided By (Used In)
    Investing Activities                     0            0                 0

Increase (Decrease) in Cash                  0            0                 0

Cash Balance - Beginning                     0            0                 0

Cash Balance - End                    $      0    $       0          $      0
                                      --------     --------          ---------



             SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                          Ready Capital Corp.
                  (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION AND OPERATIONS OF THE COMPANY -- The Company was incorporated under the laws of the State of New York, on February 23, 1988. The Company has not commenced planned principal operations. The company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

The Company intends to acquire interests in various business opportunities with an emphasis on consumer-related services or products.

BASIS OF FINANCIAL STATEMENTS -- The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in a start-up situation and has no operating history.

The management is of the opinion that, with the infusion of the capital required to develop and market its services, the Company can achieve profitable operations.

However, no assurance can be given that the Company will be able to obtain sufficient financing to fully develop, put into operation and market the services which will generate profitability, therefore, there is substantial doubt as to the Company's ability to continue as a going concern.

DEFERRED OFFERING COSTS -- All offering costs were charged to paid-in capital of the Company pursuant to the successful conclusion of the public offering on January 9, 1989. Such costs totaled $34,271.

Loss per Share -- Loss per share has been calculated based on the weighted average number of shares outstanding during the year.

2. PUBLIC OFFERING

The Company sold 200,000 units to the public under a self-underwriting program. A unit consists of one share of common stock, $.001 par value, five "A" warrants to purchase five shares of common stock at $.75 per share exercisable any time within three years of this offering, five "B" warrants to purchase five shares of common stock at $1.00 per share exercisable any time within three years of this offering, five "C" warrants to purchase five shares of common stock at $1.50 per share exercisable any time within three years of this offering and five "D" warrants to purchase five shares of common stock at $2.00 per share exercisable any time within three years of this offering. The warrants are detachable and transferable from the units immediately after the Prospectus Date, and possess no dividend, liquidation or voting rights.

One warrant will evidence the right to purchase one share of stock.

                           Ready Capital Corp.
                    (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS
                           (continued)


3. Capital and Related Party Transactions

The Company has issued to its founding shareholders 600,000 shares of its common stock for cash consideration, aggregating $2,200 at $.00367 per share.

The Company presently uses office facilities of one of its officers at no cost.

During the fiscal year ended January 31, 1990 the Company made loans amounting to $28,000 to certain shareholders. These loans have not been repaid, nor has any interest been paid. An additional loan of $700 was made during the fiscal year ended January 31, 1992. These loans are considered uncollectable by management and have been written off.

4. Income Taxes

Through January 31, 1996, the Company has reported net operating losses. The net operating loss may be used to reduce taxable income through the year 2011. The Company's tax returns have not been audited by the Internal Revenue Service. The carryforward amount may therefore be subject to audit and adjustment.

                            Ready Capital Corp.
                     (A Development Stage Enterprise)




                              SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Ready Capital Corp.

  Dated: OCTOBER 25, 1996
                              By: s/Jeanette Zammetti
                                  Jeanette Zammetti, President


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and and on the date indicated.

  Dated: OCTOBER 25, 1996
                              By:   s/Jeanette Zammetti
                                 --------------------------------
                                  Jeanette Zammetti, President,
                                     and Director



  Dated: OCTOBER 25, 1996
                             By:   s/Irene Fascianella
                               ---------------------------------
                                Irene Fascianella, Secretary,
                                     and Director


  Dated: OCTOBER 25, 1996
                             By: s/Stella Ciraulo
                              ----------------------------------
                               Stella Ciraulo, Treasurer, Director