Form 10QSB
period 1996-04-30
READY CAPITAL CORP
filed 1996-12-10
CIK 839702

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                          FORM 10-Q SB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarter Ended April 30, 1996
                Commission File Number: 33-24329 NY

                        READY CAPITAL CORP.
        (Exact name of registrant as specified in its charter)

         New York                               13-3475609
      -------------                            ------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation of organization)              Identification No.)

   416 41st Street, Brooklyn, New York                11232
 -------------------------------------               ---------
 (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code 718-633-1879


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                    No
               -----                   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date -- to wit: 1,000,000 shares at April 1, 1996.

                          Ready Capital Corp.
                            FORM 10-Q SB

                    Quarter Ended April 30, 1996


Part I      Financial Information

          Balance Sheets - April 30, 1996 and January 31, 1996   F-2

          Statement of Operations for three months ended
          April 30, 1996 and 1995, and Inception
          (February 23, 1988) to April 30, 1996                  F-3

          Statement of Changes in Shareholders' Equity -
          Inception (February 23, 1988) to April 30, 1996        F-4

          Statement of Cash Flows for the three months ended
          April 30, 1996 and 1995 and Inception
          (February 23, 1988) to April 30, 1996                  F-5

          Notes to Financial Statements                         F-7

          Management Discussion and Analysis of
                      Quarterly Income                          F-8

Part II   Other Information - Items 1 to 6                      F-9

Signatures                                                      F-10

                          Ready Capital Corp.
                   (A Development Stage Enterprise)
                             Balance Sheet
                             (Unaudited)

                               ASSETS

                                           April 30,      January 31,
                                             1996            1996
                                          --------         --------

Current Assets:
    Cash in bank                             $     0  $        0
                                              ------- -----------

    Total Current Assets                           0           0

Other Assets:
    Loans receivable shareholders                  0           0
                                              -------    --------

Total Assets                                 $     0     $     0
                                              -------    --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accrued expenses payable                  $ 16,951    $ 16,951

Other Liabilities:
    Loan payable officers                        1,544       1,544

Shareholders' Equity:
    Common Stock, authorized 25,000,000
    shares, $.001 par value,
    issued and outstanding, 1,000,000
    and 800,000 shares, respectively             1,000       1,000
   Additional paid-in capital                  117,329     117,329
   Deficit accumulated during the
      development stage                       (136,824)   (136,824)
                                              ---------    --------

     Total Shareholders' Equity                (18,495)    (18,495)
                                              ---------    --------

     Total Liabilities and
     Shareholders' Equity                  $         0 $         0
                                              --------   ----------






SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                        Ready Capital Corp.
                 (A Development Stage Enterprise)
                    Statement of Operations
                        (Unaudited)


                                   Three              Inception
                                   Months       (February 23, 1988)
                                   Ended                 to
                                 April 30,         April 30, 1996
                                -------------     -----------------
                                1996     1995


Revenues                    $     0 $     0            $  3,148

Costs and Expenses                0       0              63,785
                               ------- -------         ----------

Net Operating Loss                0       0             (60,637)

Bad Debts                         0       0             (28,700)

Loss on sale of
  marketable securities           -       -             (47,487)
                              -------   ------         ----------

  Net Loss                   $    0  $    0           $(136,824)
                             ------   --------       ------------


Weighted average number of
  common shares outstanding  1,000,000 1,000,000
                            --------- --------


 Net Income (Loss) Per Share    Nil     Nil
                              ------ ------







         SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                                    Ready Capital Corp.
                              A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to April 30, 1996

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

                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT


                                                     F-4

                                     Ready Capital Corp.
                             A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to April 30, 1996

                                                                                Deficit
                                         Common Stock      Additional         Accumulated
                                          Number of         Paid-In             in the
                                      Shares     Amount     Capital         Development Stage
                                     -------   -------      --------       ------------------
Balance - January 31, 1992           800,000       800       117,329            (94,335)

Net Income (Loss)                          0         0             0             (3,138)
                                     -------      ----        -------          ----------

Balance - January 31, 1993           800,000       800       117,329            (97,473)

Net Income (Loss)                          0         0             0             (2,860)
                                     -------       ----      -------           ----------

Balance - January 31, 1994           800,000       800       117,329           (100,333)

Shares issued for services           200,000       200             0                  0

Net Income (Loss)                          0         0             0            ( 4,691)
                                     -------      ----       -------           ---------

Balance - January 31, 1995         1,000,000      1,000       117,329          (105,024)

Net Income (Loss)                          0          0             0           (31,800)
                                   ---------      -----       -------         ----------

Balance - January 31, 1996         1,000,000      1,000       117,329          (136,824)

Net Income (Loss)                          0          0             0                 0
                                   ---------      -----       -------           ---------

Balance - April 30, 1996           1,000,000  $   1,000    $  117,329        $ (136,824)


                                 SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT




                                        Ready Capital Corp.
                                  (A Development Stage Enterprise)
                                      Statement of Cash Flows
                                           (Unaudited)


                                           Three                Inception
                                           Months         (February 23, 1988)
                                           Ended                  to
                                           April 30,          April 30, 1996
                                       1996       1995
                                    ---------     -------   -----------------
Cash Flows From Operating Activities:
    Net Loss                           $   0      $ (200)        $(136,824)
    Shares issued for expenses             0         200               200
    Changes in assets and liabilities:
        Increase in accrued expenses       0           0            16,951
    Bad Debts                              0           0            28,700

Funds Used in Operating Activities         0           0           (90,973)
                                         -----      -----         ---------

Cash Flows From Financing Activities:
    Proceeds from issuance
       of common stock                     0           0           152,400
    Payment of deferred offering costs     0           0           (34,271)
    Loans to shareholders
       & Officers                          0           0           (27,156)

Funds Provided by Financing Activities     0           0            90,973

Cash Flows From Investing Activities:
    Purchase (sale) of securities          0           0          (47,488)
    Increase (decrease) on due to
       gain or loss on sale on
       of marketable securities            0           0           47,488

Funds Provided By (Used In)
    Investing Activities                   0           0                0

Increase (Decrease) in Cash                0           0                0

Cash Balance - Beginning                   0           0                0

Cash Balance - End                 $       0    $      0         $      0
                                    --------     --------         ---------










                   SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                            Ready Capital Corp.
                    (A Development Stage Enterprise)
                  Management's Discussion and Analysis of
                       Quarterly Income Statement
                      Quarter Ended April 30, 1996



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





































             SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                          Ready Capital Corp.
                    (A Development Stage Enterprise)
                  Management's Discussion and Analysis of
                       Quarterly Income Statement
                      Quarter Ended April 30, 1996


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

                         Quarter Ended April 30, 1996


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




                                         Ready Capital Corp.




  Date:     October 25, 1996            BY: Jeanette Zammetti
            ---------------             ---------------------
                                           President