Form 10QSB
period 1996-07-31
READY CAPITAL CORP
filed 1996-12-10
CIK 839702

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                          FORM 10-Q SB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarter Ended July 31, 1996
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date -- to wit: 1,000,000 shares at May 1, 1996.

                          Ready Capital Corp.
                            FORM 10-Q SB

                    Quarter Ended July 31, 1996


Part I      Financial Information

          Balance Sheets - July 31, 1996 and January 31, 1996   F-2

          Statement of Operations for six months ended
          July 31, 1996 and 1995, and Inception
          (February 23, 1988) to July 31, 1996                  F-3

          Statement of Changes in Shareholders' Equity -
          Inception (February 23, 1988) to July 31, 1996        F-4

          Statement of Cash Flows for the six months ended
          July 31, 1996 and 1995 and Inception
          (February 23, 1988) to July 31, 1996                  F-5

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

                                           July 31,      January 31,
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






SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                        Ready Capital Corp.
                 (A Development Stage Enterprise)
                    Statement of Operations
                        (Unaudited)


                                    Six              Inception
                                   Months       (February 23, 1988)
                                   Ended                 to
                                  July 31,        July 31, 1996
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
                            --------- --------


 Net Income (Loss) Per Share    Nil     Nil
                              ------ ------







         SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

PAGE

                                    Ready Capital Corp.
                              A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to July 31, 1996

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

                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT


                                                     F-4

                                     Ready Capital Corp.
                             A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to July 31, 1996

                                                                                Deficit
                                         Common Stock      Additional         Accumulated
                                          Number of         Paid-In             in the
                                      Shares     Amount     Capital         Development Stage
                                     -------   -------      --------       ------------------
Balance - January 31, 1992           800,000       800       117,329            (94,335)

Net Income (Loss)                          0         0             0             (3,138)
                                     -------      ----        -------          ----------

Balance - January 31, 1993           800,000       800       117,329            (97,473)

Net Income (Loss)                          0         0             0             (2,860)
                                     -------       ----      -------           ----------

Balance - January 31, 1994           800,000       800       117,329           (100,333)

Shares issued for services           200,000       200             0                  0

Net Income (Loss)                          0         0             0            ( 4,691)
                                     -------      ----       -------           ---------

Balance - January 31, 1995         1,000,000      1,000       117,329          (105,024)

Net Income (Loss)                          0          0             0           (31,800)
                                   ---------      -----       -------         ----------

Balance - January 31, 1996         1,000,000      1,000       117,329          (136,824)

Net Income (Loss)                          0          0             0                 0
                                   ---------      -----       -------           ---------

Balance - July 31, 1996           1,000,000  $   1,000    $  117,329        $ (136,824)


                                 SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT




                                        Ready Capital Corp.
                                  (A Development Stage Enterprise)
                                      Statement of Cash Flows
                                           (Unaudited)


                                            Six               Inception
                                           Months         (February 23, 1988)
                                           Ended                  to
                                           July 31,          July 31, 1996
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










                   SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                            Ready Capital Corp.
                    (A Development Stage Enterprise)
                  Management's Discussion and Analysis of
                       Quarterly Income Statement
                      Quarter Ended July 31, 1996



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





































             SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                          Ready Capital Corp.
                    (A Development Stage Enterprise)
                  Management's Discussion and Analysis of
                       Quarterly Income Statement
                      Quarter Ended July 31, 1996


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

                         Quarter Ended July 31, 1996


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