Form 10QSB
period 1996-10-31
READY CAPITAL CORP
filed 1997-04-21
CIK 839702

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                          FORM 10-Q SB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarter Ended October 31, 1996
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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date -- to wit: 1,000,000 shares at August 1, 1996.

                          Ready Capital Corp.
                            FORM 10-Q SB

                    Quarter Ended October 31, 1996


Part I      Financial Information

          Balance Sheets - October 31, 1996 and January 31, 1996  F-2

          Statement of Operations for nine months ended
          October 31, 1996 and 1995, the three months
          ended October 31, 1996 and 1995, and inception
          (February 23, 1988) to October 31, 1996                 F-3

          Statement of Changes in Shareholders' Equity -
          Inception (February 23, 1988) to October 31, 1996       F-4

          Statement of Cash Flows for the nine months ended
          October 31, 1996 and 1995 and Inception
          (February 23, 1988) to October 31, 1996                 F-5

          Notes to Financial Statements                           F-7

          Management Discussion and Analysis of
                      Quarterly Income                            F-8

Part II   Other Information - Items 1 to 6                        F-9

       Signatures                                                 F-10

                            Ready Capital Corp.
                    (A Development Stage Enterprise)
                              Balance Sheet
                      Quarter Ended October 31, 1996
                                (Unaudited)

                                   ASSETS

                                        October 31,       January 31,
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






             SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                             Ready Capital Corp.
                      (A Development Stage Enterprise)
                         Statement of Operations
                        Quarter Ended October 31, 1996
                               (Unaudited)


                                   Nine             Inception
                                   Months       (February 23, 1988)
                                   Ended                 to
                                 October 31,      October 31, 1996
                                -------------     -----------------
                                1996     1995
                               -----     -----

Revenues                    $     0 $     0            $  3,148

Costs and Expenses                0       0             (63,785)
                               ------- -------         ----------

Net Operating Loss                0       0             (60,637)

Bad Debts                         0       0             (28,700)

Loss on sale of
  marketable securities           -       -             (47,487)
                              -------   ------         ----------

  Net Loss                   $    0  $    0           $(136,824)
                             ------   --------       ------------


Weighted average number of
  common shares outstanding  1,000,000 1,000,000
                             --------- ---------


 Net Income (Loss) Per Share    Nil      0             0
                              ------   ------       ------------







           SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

PAGE

                                    Ready Capital Corp.
                              A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to October 31, 1996

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

                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT


                                                     F-4

PAGE

                                  Ready Capital Corp.
                             A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to October 31, 1995

                                                                               Deficit
                                         Common Stock      Additional         Accumulated
                                          Number of         Paid-In             in the
                                      Shares     Amount     Capital         Development Stage
                                     -------   -------      --------       ------------------
Balance - January 31, 1992           800,000       800       117,329            (94,335)

Net Income (Loss)                          0         0             0             (3,138)
                                     -------      ----        -------          ----------

Balance - January 31, 1993           800,000       800       117,329            (97,473)

Net Income (Loss)                          0         0             0             (2,860)
                                     -------       ----      -------           ----------

Balance - January 31, 1994           800,000       800       117,329           (100,333)

Shares issued for services           200,000       200             0                  0

Net Income (Loss)                          0         0             0            ( 4,691)
                                     -------      ----       -------           ---------

Balance - January 31, 1995         1,000,000      1,000       117,329          (105,024)

Net Income (Loss)                          0          0             0           (31,800)
                                   ---------      -----       -------         ----------

Balance - January 31, 1996         1,000,000      1,000       117,329          (136,824)

Net Income (Loss)                          0          0             0                 0
                                   ---------      -----       -------          - --------

Balance - October 31, 1996         1,000,000  $   1,000    $  117,329        $ (136,824)

                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT


                                                     F-5






                            Ready Capital Corp.
                      (A Development Stage Enterprise)
                         Statement of Cash Flows
                               (Unaudited)


                                       Nine            Inception
                                      Months       (February 23, 1988)
                                      Ended                to
                                    October 31,       October 31, 1996
                                  1996        1995
                               ---------     -------   ------------------
Cash Flows From Operating Activities:
    Net Loss                           $   0      $    0        $(136,824)
    Shares issued for expenses             0           0               200
    Changes in assets and liabilities:
        Increase in accrued expenses       0           0            16,951
          and payables
    Bad Debts                              0           0            28,700
                                      ------       -----         ---------

Funds Used in Operating Activities         0           0           (90,973)
                                       ------       -----         ---------
Cash Flows From Financing Activities:
    Proceeds from loans                                              1,544
    Proceeds from issuance
       of common stock                     0           0           152,400
    Payment of deferred offering costs     0           0           (34,271)
    Loans to shareholders
       & Officers                          0           0           (28,700)
                                        ------    -------        -----------
Funds Provided by Financing Activities     0           0            90,973
                                        ------     ------        -----------
Cash Flows From Investing Activities:
    Purchase (sale) of securities          0           0           (47,488)
    Increase (decrease) on due to
       gain or loss on sale on
       of marketable securities           0            0            47,488
                                       ------       -----        ----------
Funds Provided By (Used In)
    Investing Activities                  0            0                0
                                       ------        -----        ---------
Increase (Decrease) in Cash               0            0                0

Cash Balance - Beginning                  0            0                0
                                     --------        ----          -------
Cash Balance - End                 $      0    $       0         $      0
                                   --------     --------         ---------









             SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                            Ready Capital Corp.
                    (A Development Stage Enterprise)
                  Management's Discussion and Analysis of
                       Quarterly Income Statement
                      Quarter Ended October 31, 1996



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








































             SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                           Ready Capital Corp.
                     (A Development Stage Enterprise)
                   Management's Discussion and Analysis of
                        Quarterly Income Statement
                     Quarter Ended October 31, 1996


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

                           Quarter Ended October 31, 1996


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




                                     Ready Capital Corp.




Date:     April 16, 1997            BY: Jeanette Zammetti
          ---------------             ---------------------
                                           President