Form 10KSB
period 1997-01-31
READY CAPITAL CORP
filed 1997-05-15
CIK 839702

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-K SB

              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


             For Fiscal Year Ended: January 31, 1997
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

 As of October 31, 1996, 1,000,000 shares of common stock were outstanding, and the aggregate market value of the common stock of Ready Capital Corp. held by non-affiliates was approximately
 $ Nil.

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

                                  BID PRICES        ASKED PRICES
1995 - 1996                       HIGH   LOW        HIGH    LOW

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

ITEM 8 -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements annexed.

ITEM 9 -DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10 -DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table contains information concerning the current directors and executive officers of the Company:

Name                           Age        Position

Jeanette Zammetti              65         President
                                          Director (Chairman)

Irene Fascianella              37         Vice President
Secretary, Director

Stella Ciraulo                 60         Vice President
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

ITEM 14 -EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

1.  (a)   The following Financial Statements are filed as part of
          this report:

                                                       Page
                                                     --------
    Independent Auditor's Report                        F-1

    Balance Sheets - January 31, 1996 and 1995          F-2

    Statement of Operations for the twelve
    months ended January 31, 1997 and 1996,
    and the period Inception (February 23, 1988)
    to January 31, 1997                                 F-3

    Statement of Shareholders' Equity for
    the Period Inception (February 23, 1988)
    to January 31, 1997                                 F-4

    Statement of Cash Flows for the twelve
    months ended January 31, 1997 and 1996,
    and the period Inception (February 23, 1988)
    to January 31, 1997                                 F-6

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



To the Shareholders and Board of Directors of Ready Capital Corp.


                    Independent Auditor's Report
                   ------------------------------
We have audited the accompanying balance sheet of Ready Capital Corp. (a Development Stage Enterprise) as of January 31, 1996 and the related statements of operations, shareholders' equity and cash flows from February 23, 1988 (Inception) to January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Ready Capital Corp. as of January 31, 1997 and the results of its operations from February 23, 1988 (Inception) to January 31, 1997 in conformity with generally accepted accounting principles.

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



New York, New York
April 16, 1997


                                F-1
PAGE

                         Ready Capital Corp.
                  (A Development Stage Enterprise)
                            Balance Sheet
                             (Audited)

                             ASSETS

                                                  January 31,
                                               1997         1996
                                            --------      --------

Current Assets:
    Cash in bank                             $     0    $      0
                                              -------   ---------

    Total Current Assets                           0           0

Other Assets:
    Loans receivable shareholders                  0           0
                                              -------    --------

    Total Assets                             $     0     $     0
                                              -------    --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accrued expenses payable                  $ 19,647    $ 16,951

Other Liabilities:
    Loan payable officers                        2,791       1,544
                                              ---------    -------
    Total Liabilities                         $ 22,438    $ 18,495
                                             ----------    -------
Shareholders' Equity:
    Common Stock, authorized 25,000,000
    shares, $.001 par value,
    issued and outstanding, 1,000,000
    and 800,000 shares, respectively             1,000       1,000
   Additional paid-in capital                  117,329     117,329
   Deficit accumulated during the
      development stage                       (140,767)   (136,824)
                                              ---------    --------

     Total Shareholders' Equity                (22,438)    (18,495)
                                              ---------    --------

     Total Liabilities and
     Shareholders' Equity                     $      0    $      0
                                              --------   ----------


           SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                        Ready Capital Corp.
                 (A Development Stage Enterprise)
                    Statement of Operations
                           (Audited)


                                   Twelve            Inception
                                   Months       (February 23, 1988)
                                   Ended                 to
                                 January 31,      January 31, 1997
                                -------------     -----------------
                                1997     1996


Revenues                    $     0   $     0            $  3,148

Costs and Expenses            3,943     3,100              67,728
                             -------   -------          ----------

Net Operating Loss           (3,943)   (3,100)            (64,580)


Loss on sale of
  marketable securities           0         0             (47,487)

Bad Debts                         0   (28,700)            (28,700)
                             -------  --------           ----------

  Net Loss                 ($ 3,943) ($31,800)          $(140,767)
                             ------   --------         ------------


Weighted average number of
  common shares outstanding  1,000,000 1,000,000
                            --------- --------


 Net Income (Loss) Per Share  $(.0039) $(.0046)
                              ------   ------







           SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT


                           F-3



PAGE

                                    Ready Capital Corp.
                              A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to January 31, 1997

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

                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT

                                                     F-4

PAGE

                                  Ready Capital Corp.
                             A Development Stage Enterprise)
                        Statement of Changes in Shareholders' Equity
                     Inception (February 23, 1988) to Janaury 31, 1997
                                                                                Deficit
                                         Common Stock      Additional         Accumulated
                                          Number of         Paid-In             in the
                                      Shares     Amount     Capital         Development Stage
                                     -------   -------      --------       ------------------
Balance - January 31, 1992           800,000       800       117,329            (94,335)

Net Income (Loss)                          0         0             0             (3,138)
                                     -------      ----        -------          ----------

Balance - January 31, 1993           800,000       800       117,329            (97,473)

Net Income (Loss)                          0         0             0             (2,860)
                                     -------       ----      -------           ----------

Balance - January 31, 1994           800,000       800       117,329           (100,333)

Shares issued for services           200,000       200             0                  0

Net Income (Loss)                          0         0             0            ( 4,691)
                                     -------      ----       -------           ---------

Balance - January 31, 1995         1,000,000      1,000       117,329          (105,024)

Net Income (Loss)                          0          0             0           (31,800)
                                   ---------      -----       -------         ----------

Balance - January 31, 1996         1,000,000      1,000       117,329          (136,824)

Net Income (Loss)                          0          0             0           ( 3,943)
                                   ---------      -----       -------         -----------
Balance - January 31, 1997       $ 1,000,000     $1,000      $117,329         $(140,767)
                                 -----------    -------      --------         -----------



                                SEE ACCOMPANING NOTES TO FINANCIAL STATEMENT




                          Ready Capital Corp.
                   (A Development Stage Enterprise)
                       Statement of Cash Flows
                            (Audited)


                                            Twelve               Inception
                                            Months         (February 23, 1988)
                                             Ended                   to
                                           January 31,         January 31, 1997
                                          1997        1996
                                       ---------     -------   ----------------
Cash Flows From Operating Activities:
    Net Loss                           $( 3,943)   $(31,800)        $(140,767)
    Shares issued for expenses                0           0               200
    Changes in assets and liabilities:
        Increase in accrued expenses      3,943       2,350            20,894
    Bad Debts                                 0      28,700            28,700
                                        -------     -------          ---------
Funds Used in Operating Activities         (750)          0           (90,973)
                                         ------     -------          ---------
Cash Flows From Financing Activities:
    Proceeds from issuance
       of common stock                        0           0           152,400
    Payment of deferred offering costs        0           0           (34,271)
    Proceeds of loans                         0         750             1,544
    Loans to shareholders
       & Officers                             0           0           (28,700)
                                         ------      ------           --------
Funds Provided by Financing Activities        0         750            90,973
                                         ------      ------           --------
Cash Flows From Investing Activities:
    Purchase (sale) of securities             0           0           (47,488)
    Increase (decrease) on due to
       gain or loss on sale on
       of marketable securities               0           0            47,488

Funds Provided By (Used In)
    Investing Activities                     0            0                 0

Increase (Decrease) in Cash                  0            0                 0

Cash Balance - Beginning                     0            0                 0

Cash Balance - End                    $      0    $       0          $      0
                                      --------     --------          ---------



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

4. Income Taxes

Through January 31, 1997, the Company has reported net operating losses. The net operating loss may be used to reduce taxable income through the year 2012. The Company's tax returns have not been audited by the Internal Revenue Service. The carryforward amount may therefore be subject to audit and adjustment.

5. Subsequent Events

On March 3, 1997, a closing occured between Ready Capital Corp. and Colorstone International, Inc. in accordance with the terns of a Plan of Merger. On March 3, 1997, Ready Capital Corp. acquired all of the 6,674,000 common shares issued and outstanding in Colorstone International Inc. through the Plan of Merger.

                            Ready Capital Corp.
                     (A Development Stage Enterprise)




                              SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Ready Capital Corp.

  Dated: April 26, 1997
                              By: s/Jeanette Zammetti
                                  Jeanette Zammetti, President


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and and on the date indicated.

  Dated: April 26, 1997
                              By:   s/Jeanette Zammetti
                                 --------------------------------
                                  Jeanette Zammetti, President,
                                     and Director



  Dated: April 25, 1997
                             By:   s/Irene Fascianella
                               ---------------------------------
                                Irene Fascianella, Secretary,
                                     and Director


  Dated: April 25, 1997
                             By: s/Stella Ciraulo
                              ----------------------------------
                               Stella Ciraulo, Treasurer, Director